Form 10-Q
period 2013-09-30
APEX 9 INC.
filed 2013-10-29
CIK 1578327

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2013, the issuer had 10,000,000 shares of its common stock issued and outstanding.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

4

APEX 9 INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

AS OF September 30, 2013
AND FOR THE PERIOD FROM MAY 20, 2013
(DATE OF INCEPTION) TO september 30, 2013

APEX 9 Inc.
(A Development Stage Company)
Balance Sheet

(unaudited)

As of September 30, 2013
ASSETS
Current Assets

Cash	$-

Total Current Assets	-

TOTAL ASSETS	$-

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$500
Total Current Liabilities	500

TOTAL LIABILITIES	500

Stockholders’ Equity (Deficit)
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,000,000 shares issued and outstanding as of September 30, 2013)	1,000
Additional Paid in Capital	1,022
Deficit accumulated during development stage	(2,522)
Total Stockholders’ Equity (Deficit)	(500)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-

See Notes to Financial Statements

APEX 9 Inc.
(A Development Stage Company)
Statements of Operations

(unaudited)

	Three Months Ended September 30, 2013	May 20, 2013 (inception) through September 30, 2013

Revenues

Revenues	$-	$-

Total Revenues	-	-

General & Administrative Expenses

Organization and related expenses	1,022	2,522

Total General & Administrative Expenses	1,022	2,522

Net Loss	$(1,022)	$(2,522)
Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	10,000,000	10,000,000

See Notes to Financial Statements

APEX 9 Inc.
(A Development Stage Company)
Statement of Cash flows

(unaudited)

	Three Months Ended September 30, 2013	May 20, 2013 (inception) through September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,022)	$(2,522)
Changes in accounts payable	500	500
Changes in working capital	-	1,000

Net cash provided by (used in) operating activities	(522)	(1,022)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a related party	(500)
Proceeds in additional paid in capital	1,022	1,022
Net cash provided by (used in) financing activities	522	1,022

Net increase (decrease) in cash	-	-

Cash at beginning of year	-	-

Cash at end of year	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to founder for services rendered	-	1,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-	-

Income taxes paid	-	-

See Notes to Financial Statements

APEX 9 Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Period from May 20, 2013 (inception) to September 30, 2013

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards ASC 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred Income tax expenses or benefits due to the Company not having any material operations for period ended September 30, 2013.

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

NOTE 4. RELATED PARTY TRANSACTIONS

An officer and director of the Company has performed services for the Company during the period the value of which was $1,000, in exchange for 10,000,000 shares of common stock. During the period the former officer and director of the Company paid $1,022 for general and administrative expenses.

NOTE 5.   SHAREHOLDER’S EQUITY

Upon formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. During the quarter, this shareholder made a contribution of $1,022 as additional paid in capital.

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2013.

•	Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding

•	Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 6. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the period ended September 30, 2013.

NOTE 7.  SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including October 25, 2013, which is the date the statements were available for issuance and determined there are no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On July 17, 2013, our sole officer and director, Richard Chiang entered into a Share Purchase Agreement pursuant to which he sold an aggregate of 10,000,000 shares of his shares of the Registrant’s common stock to Ferris Holding Inc. at a purchase price of $40,000. In aggregate, these shares represent 100% of the Registrant’s issued and outstanding common stock. Effective upon the closing of the Share Purchase Agreement, July 17, 2013, Richard Chiang owns no shares of the Registrant’s stock and Ferris Holding Inc. is the sole majority stockholder of the Registrant. A copy of the Share Purchase Agreement was attached to the Company’s Current Report filed on August 9, 2013 as Exhibit 10.1.

In addition, on July 17, 2013, the Registrant accepted the resignations of Richard Chiang as the Registrant’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. These resignations are in connection with the consummation of the Share Purchase Agreement with Ferris Holding Inc. and was not the result of any disagreement with Registrant on any matter relating to Registrant's operations, policies or practices. Effective as of the same date, to fill the vacancies created by Richard Chiang’s resignations, the Registrant elected and appointed Barry Epling as Chairman of the Board of Directors of the Registrant and Gerald Epling as President, Chief Executive Officer, Secretary, and Chief Financial Officer. A copy of the resignation letter submitted by Mr. Chiang was attached to the Company’s Current Report filed on August 9, 2013 as Exhibit 17.1.

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

None.

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended September 30, 2013.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Our Business Is Difficult To Evaluate Because We Have No Operating History.

As we have no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

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

Control by Ferris Holding Inc.

Ferris Holding Inc. currently owns 100% of all the issued and outstanding capital stock of the Company. Barry Epling, our Chairman of the Board of Directors is also the Chairman of the Board of Directors and President and Chief Executive Officer of Ferris Holding Inc. (Gerald Epling, our President, Chief Executive Officer and Chief Financial Officer, previously was an officer of Ferris Holding, although as of the date of this Report, he had resigned and had no management position with Ferris Holding.  Additionally, he is the brother of Barry Epling.) Because of its ownership of the shares, Ferris Holding has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	06/04/13
3.2	By-Laws		10		3.2	06/04/13
4.1	Specimen Stock Certificate		10		4.1	06/04/13
10.1	Share Purchase Agreement between Richard Chiang and Ferris Holding Inc. dated July 17, 2013		8-K		10.1	08/09/13
17.1	Richard Chiang resignation letter dated July 17, 2013		8-K		17.1	08/09/13
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX 9 INC.

Dated: October 29, 2013

By: /s/ Gerald Epling Gerald Epling, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer

