Form 10-K
period 2014-12-31
APEX 9 INC.
filed 2015-03-30
CIK 1578327

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

APEX 9 Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-2823100
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Barry Epling 2251 North Rampart Blvd, #182
Las Vegas, NV	89128
(Address of Principal Executive Offices)	(Zip Code)

1003 S Cimarron Road

Las Vegas, NV 89145

(FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on June 30, 2014.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 30, 2015 there were 10,000,000 shares of common stock, par value $.0001, outstanding.

2

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of APEX 9 Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

This Report Contains Forward-Looking Statements And Information Relating To Us, Our Industry And To Other Businesses.

These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Form 10-K, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

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

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of December 31, 2014, there was one holder of record of the Common Stock.

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

None.

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

Item 9A. Controls and Procedures.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2014, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A. Identification of Directors and Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position(s)
Barry Epling	63	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Biographical Information for Barry Epling

Barry Epling, Age 63, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

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

None.

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

The following table sets forth, as of December 31, 2014, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Ferris Holdings, Inc.	10,000,000	100%
Barry Epling	0	0%
All Officers and Directors as a group (1 person)	10,000,000	100%

(1) The above percentages are based on 10,000,000 shares of common stock outstanding as of December 31, 2014.

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services.

Anton & Chia, LLP is the Company’s independent registered public accounting firm. Set below are aggregate fees billed by Anton & Chia, LLP for professional services rendered for the year ended December 31, 2014.

Audit Fees

The fees for the audit and review services billed and to be billed by Anton & Chia, LLP for the period from January 1, 2014 to December 31, 2014 amounted to $2,300.

Audit Related Fees

None

Tax Fees

There were no fees billed by Anton & Chia, LLP for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2014.

All Other Fees

There were no fees billed by Anton & Chia, LLP for other products and services for the fiscal year ended December 31, 2014.

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

Dated: March 30, 2015

By: /s/ Barry Epling Barry Epling, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Barry Epling

Barry Epling, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer and Chairman of the Board of Directors

APEX 9 Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014
AND FOR THE PERIOD FROM MAY 20, 2013
(DATE OF INCEPTION) TO DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

APEX 9, Inc.

We have audited the accompanying balance sheet of Apex 9, Inc. (the "Company") as of December 31, 2014, and the related statements of operations, statement of changes in stockholders’ deficit and statement of cash flows for the year ending December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2013 and for the period from May 20, 2013 (Inception) to December 31, 2013, were audited by other auditors, whose report dated February 21, 2014 expressed an unmodified opinion on those financial statements and also included an explanatory paragraph that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the period ending December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

Newport Beach, CA

March 10, 2015

APEX 9 Inc.
(A Development Stage Company)
Balance Sheet

	December 31,	December 31,
	2014	2013

ASSETS

Current assets:
Cash	-	-

Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	800	-
Due to related party	1,750	-
Total current liabilities	$2,550	$-

Stockholders' deficit:
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,000,000)	1,000	1,000
Additional paid-in capital	8,095	2,633
Accumulated deficit	(11,645)	(3,633)
Total stockholders' deficit	$(2,550)	$-

Total liabilities and stockholders' deficit	-	-

The following notes are an integral part of these financial statements

F-2

APEX 9 Inc.
(A Development Stage Company)
Statements of Operations

	December 31, 2014	May 20, 2013 (inception) through December 31, 2013

Revenue	-	-

Operating expenses:
General and administrative	8,012	3,633
Total operating expenses	$8,012	$3,633

Net loss	$(8,012)	$(3,633)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	10,000,000	10,000,000

The following notes are an integral part of these financial statements

APEX 9 Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
From May 20, 2013 (inception) through December 31, 2014

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount

May 20, 2013 (inception) - Shares issued for services $0.01 per share-based compensation-related party	10,000,000	1,000	-	-	1,000

Contributed capital - related party	-	-	2,633	-	2,633
Net loss	-	-	-	$(3,633)	$(3,633)

Balance, December 31, 2013	10,000,000	1,000	2,633	(3,633)	-

Contributed capital - related party	-	-	5,462	-	5,462

Net loss	-	-	-	$(8,012)	$(8,012)

Balance, December 31, 2014	10,000,000	$1,000	$8,095	$(11,645)	$(2,550)

The following notes are an integral part of these financial statements

APEX 9 Inc.
(A Development Stage Company)
Statement of Cash flows

	December 31, 2014	May 20, 2013 (inception) through December 31, 2013

Operating activities:
Net loss	(8,012)	(3,633)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Stock-based compensation - related party	-	1,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	800	-
Due to related party	1,750	-
Net cash used in operating activities	$(5,462)	$(2,633)

Financing activities:
Proceeds from additional paid-in capital - related party	5,462	2,633
Net cash provided by financing activities	$5,462	$2,633

Net change in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered	$ -	$1,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	-	-
Cash paid for taxes	-	-

The following notes are an integral part of these financial statements

APEX 9 Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Period from May 20, 2013 (inception) to December 31, 2014

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

Accounting Method – The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Use of estimates – The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances.  Actual results could differ from those estimates.

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

2.	SUMMARY OF SIGNIFICANT POLICIES – (CONTINUED)

Income taxes – (continued)

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

Fair Value of Financial Instrument-The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1	inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2	inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	inputs are unobservable inputs for the asset or liability.

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

The Company's financial instruments consisted of cash, short-term investment, related party advances, and notes payable.  The estimated fair value of these instruments approximates its carrying amount due to the short maturity of these instruments.

Recent Accounting Pronouncements - In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company early adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $11,645 as of December 31, 2014. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. DUE TO RELATED PARTY

As of December 31, 2014, the Company had a due to related party balance of $1,750. Dues to related party are non-interest bearing current liabilities until forgiven. There are no terms of repayment.

5. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of December 31, 2014 and December 31, 2013, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of December 31, 2014 and December 31, 2013, 10,000,000 shares were issued and outstanding.

Upon formation of the Company on May 20, 2013, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution of $5,462 and $2,633 to the Company for the years ended December 31, 2014 and December 31, 2013, respectively, which is recorded as additional paid-in capital.

