Form 10-Q
period 2015-06-30
APEX 9 INC.
filed 2015-09-02
CIK 1578327

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2015, the issuer had 10,000,000 shares of its common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

3

APEX 9 INC.

Financial Statements

(Unaudited)

APEX 9 INC.

Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current assets:
Cash	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$2,067	$800
Due to related party	6,148	1,750
Total current liabilities	8,215	2,550

Stockholders' deficit:
Preferred stock, ($.0001 par value, 5,000,000
shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000
shares authorized; 10,000,000
shares issued and outstanding as of June 30, 2015 and
December 31, 2014)	1,000	1,000
Additional paid-in capital	8,095	8,095
Accumulated deficit	(17,310)	(11,645)
Total stockholders' deficit	(8,215)	(2,550)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

APEX 9 INC.

Statements of Operations

(Unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	2,098	1,181	5,665	2,862
Total operating expenses	2,098	1,181	5,665	2,862

Net loss	$(2,098)	$(1,181)	$(5,665)	$(2,862)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common
shares outstanding	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these unaudited financial statements.

APEX 9 INC.

Statement of Cash Flows

(Unaudited)

	Six months ended June 30, 2015	Six months ended June 2014

Cash flows from operating activities:
Net loss	$(5,665)	$(2,862)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,267)
Due to related party	4,398
Net cash used in operating activities	-	(2,862)

Cash flows from financing activities:
Proceeds from contributed capital	-	2,862
Net cash provided by financing activities	-	2,862

Net change in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

APEX 9 Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $17,310 as of June 30, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

3.	DUE TO RELATED PARTY

Our related party balance as of June 30, 2015 was $6,148. These funds are unsecured advances made to the company for operating purposes. Due to related party is unsecured and non-interest bearing and have no set terms of repayment.

4.	STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of June 30, 2015 and December 31, 2014, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of June 30, 2015 and December 31, 2014, 10,000,000 shares were issued and outstanding.

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

Results of Operations

Three Months and Six Months Ended June 30, 2015 and June 30, 2014

Revenues

For the three months ended June 30, 2015 and 2014, we had no revenues. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and others.

For the six months ended June 30, 2015 and 2014, we had no revenues. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and others.

Operating Expenses

General and administrative expenses were $2,098 for the three months ended June 30, 2015, compared to $1,181 for the three months ended June 30, 2014. The increase in operating is due an increase in professional fees related to filing Exchange Act reports.

General and administrative expenses were $5,665 for the six months ended June 30, 2015, compared to $2,862 for the six months ended June 30, 2014. The increase in operating is due an increase in professional fees related to filing Exchange Act reports.

Net Loss

Our net losses for the three months June 30, 2015 and 2014 were $2,098 and $1,181, respectively. Our losses increased in the current period because of an increase in professional fees related to filing Exchange Act reports.

Net Losses were $5,665 for the six months ended June 30, 2015, compared to $2,862 for the six months ended June 30, 2014. The increase in operating is due an increase in professional fees related to filing Exchange Act reports.

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of June 30, 2015, we had cash of $0 and total liabilities of $8,215. Our cash flows from operating activities for the six months ended June 30, 2015 resulted in cash used of $0. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the six months ended June 30, 2015 was $0. The Company has a working capital deficiency of $8,215 and a shareholders’ deficit of $17,310 as of June 30, 2015. Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2014 that included an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $17,310 as of June 30, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Dated: September 1, 2015

